Form 10QSB
period 2000-09-30
MAS ACQUISITION XLI CORP
filed 2000-10-11
CIK 1103045

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2000

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

     As of September 30, 2000, the Registrant has outstanding 8,272,400 shares of Common Stock.

                      MAS Acquisition XLI Corp.

                            Form 10-QSB

                         Quarterly Report

                        September 30, 2000


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                 Page
(1) Financial Statements
     Balance Sheet at September 30, 2000                         3
     Statements of Operations for the three months and nine
        months ended September 30, 2000 and 1999  and the period
        from inception (January 6, 1997)
        to September 30, 2000                                    4
     Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999 and the period
        from inception (January 6, 1997)
        to September 30, 2000                                    5
     Notes to Unaudited Financial Statements                     6

(2) Management's Discussion and Analysis or
        Plan of Operation                                        7

PART II. OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                            8

SIGNATURES                                                       9

                 MAS Acquisition XLI Corp.
               (A Development Stage Company)
                      Balance Sheet
                     September 30, 2000
                       (Unaudited)

Assets

Current assets:
  Total current assets                            $      -

Other assets:
  Organization costs net of amortization of $68         22
                                                  --------
     Total assets                                 $     22
                                                  ========

Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   8,272,400 shares issued and
   outstanding                                         111
   Deficit accumulated during the
    development stage                                  (89)
                                                  --------
     Total liabilities and stockholders' equity   $     22
                                                  ========


     Read the accompanying notes to the financial statements.

                              MAS Acquisition XLI Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                Three Months         Nine Months       Inception
                               Ended  Sept. 30,     Ended Sept. 30, (January 6, 1997)
                               ---------------     ---------------        to
                               2000      1999      2000     1999     Sept. 30, 2000
                               ---------------     ---------------   --------------
Revenue                        $  -      $  -      $  -      $  -        $   -

Costs and expenses:
 General and Administrative       4         4        14        14           89
                               ----      ----      ----      ----        -----
   Net (loss)                  $ (4)     $ (4)     $(14)     $(14)       $ (89)
                               ====      ====      ====      ====        =====

Per share information:

 Weighted average number
 of common shares
 outstanding
 basic and fully diluted  8,519,900 8,519,800 8,519,900 8,519,800    8,516,000
                          ========= ========= ========= =========    =========

 (Loss) per share
 basic and fully diluted      $(.00)    $(.00)    $(.00)    $(.00)       $(.00)
                              =====     =====     =====     =====        =====


                Read the accompanying notes to the financial statements.

                            MAS Acquisition XLI Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                    Nine Months            Inception
                                                   Ended Sept. 30,      (January 6, 1997)
                                               ------------------------       to
                                                  2000         1999      Sept. 30, 2000
                                               -----------  ----------- ----------------
Cash Flows From Operating Activities:
  Net (loss)                                     $   (14)    $   (14)      $      (89)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Amortization                                        14          14               68
  Issuance of common stock for services                -           -                2
  Gift shares issued                                   -           -               19
                                                 -------  -  -------       ----------
Net cash provided by (used in)
  operations                                           -           -                -
                                                 -------     -------       ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -           -                -
                                                 -------     -------       ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -           -                -
                                                 -------     -------       ----------
Net increase (decrease) in cash and
  cash equivalents                                     -           -                -
                                                 -------     -------       ----------
Beginning cash and cash equivalents                    -           -                -
                                                 -------     -------       ----------
Ending cash and cash equivalents                 $     -     $     -       $        -
                                                 =======     =======       ==========



     Read the accompanying notes to the financial statements.

                        MAS Acquisition XLI Corp.
                      (A Development Stage Company)
                      Notes to Financial Statements
                        As of September 30, 2000

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

(4) Stockholders' Equity

On September 29, 2000 247,500 shares of the Company's $.001 par value common stock were returned to the Company for no consideration and cancelled.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through September 30, 2000.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2000.

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

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION

  On September 29, 2000, five of our shareholders returned a total of 247,500 shares of our Common Stock for cancellation. We paid no consideration and our parent company, MAS Capital Inc. agreed to issued 2,500 shares of Common Stock of MAS Capital Inc. as consideration.

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



Date: October 10, 2000

                                     By: /s/ Aaron Tsai
                                     ----------------------------------
                                     Aaron Tsai
			             President, Chief Executive Officer
			             Treasurer and Director

This schedule contains summary financial information extracted from the Balance Sheet at September 30, 2000 (unaudited) and the Statement of Operations for the nine months ended September 30, 2000 (unaudited) and is qualified in its entirety by reference to such financial statements.

[PERIOD-TYPE]                          9-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-END]                           SEP-30-2000
[CASH]                                 0
[SECURITIES]                           0
[RECEIVABLES]                          0
[ALLOWANCES]                           0
[INVENTORY]                            0
[CURRENT-ASSETS]                       0
[PP&E]                                 0
[DEPRECIATION]                         0
[TOTAL-ASSETS]                        22
[CURRENT-LIABILITIES]                  0
[BONDS]                                0
[PREFERRED-MANDATORY]                  0
[PREFERRED]                            0
[COMMON]                             111
[OTHER-SE]                           (89)
[TOTAL-LIABILITY-AND-EQUITY]          22
[SALES]                                0
[TOTAL-REVENUES]                       0
[CGS]                                  0
[TOTAL-COSTS]                          0
[OTHER-EXPENSES]                     (14)
[LOSS-PROVISION]                       0
[INTEREST-EXPENSE]                     0
[INCOME-PRETAX]                      (14)
[INCOME-TAX]                           0
[INCOME-CONTINUING]                    0
[DISCONTINUED]                         0
[EXTRAORDINARY]                        0
[CHANGES]                              0
[NET-INCOME]                         (14)
[EPS-BASIC]                          0
[EPS-DILUTED]                          0
