Form 10QSB
period 2001-03-31
MAS ACQUISITION XLI CORP
filed 2001-04-27
CIK 1103045

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - March 31, 2001

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

     As of March 31, 2001, the Registrant has outstanding 10,027 shares of Common Stock.

                 MAS Acquisition XLI Corp.

                       Form 10-QSB

                    Quarterly Report

                     March 31, 2001


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                           Page
(1) Financial Statements

     Balance Sheet at March 31, 2001                         3
     Statements of Operations for the three months
        ended March 31, 2000 and 2001  and the period
        from inception (January 6, 1997)
        to March 31, 2001                                    4
     Statements of Cash Flows for the three months
        ended March 31, 2000 and 2001 and the period
        from inception (January 6, 1997)
        to March 31, 2001                                    5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    7

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                        8

SIGNATURES                                                   9

                MAS Acquisition XLI Corp.
               (A Development Stage Company)
                      Balance Sheet
                      March 31, 2001
                       (Unaudited)

Assets
Current assets:
  Total current assets                            $      -
                                                  ========


            Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   10,027 shares issued and
   outstanding                                          10
   Paid in capital                                   1,001
   Deficit accumulated during the
    development stage                               (1,011)
                                                  --------
     Total liabilities and stockholders' equity   $      -
                                                  ========















Read the accompanying notes to the financial statements.

                              MAS Acquisition XLI Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                        Three Months             Inception
                                       Ended March 31,        (January 6, 1997)
                                -----------------------------        to
                                    2000             2001      March 31, 2001
                                ------------      -----------  ---------------
Revenue                         $        -        $       -     $    -

Costs and expenses:
 General and Administrative              5              300          1,011
                                ----------        ---------     ----------
   Net (loss)                   $       (5)       $    (300)    $   (1,011)
                                ==========        =========     ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted            10,327           10,027         10,319
                                 =========        =========      =========

 (Loss) per share -
 basic and fully diluted         $    (.00)       $    (.03)     $    (.10)
                                 =========        =========      =========


















Read the accompanying notes to the financial statements.

                            MAS Acquisition XLI Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                    Three Months           Inception
                                                  Ended March 31,      (January 6, 1997)
                                               ------------------------       to
                                                  2000         2001     March 31, 2001
                                               -----------  ----------- --------------
Cash Flows From Operating Activities:
Net cash provided by (used in)
  Operating activities                          $      -    $      -       $        -
                                                --------    ---------      ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -            -               -
                                                --------    ---------      ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -            -               -
                                                --------    ---------      ----------
Net increase (decrease) in cash and
  cash equivalents                                     -            -               -
                                                --------    ---------      ----------
Beginning cash and cash equivalents                    -            -               -
                                                --------    ---------      ----------
Ending cash and cash equivalents                $      -    $       -      $        -
                                                ========    =========      ==========



















Read the accompanying notes to the financial statements.

                           MAS Acquisition XLI Corp.
                      (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                            March 31, 2001

(1) Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2000 and for the two years then ended and the period from inception (January 6, 1997) to December 31, 2000, including notes thereto included in the Company's Form 10-SB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti dilutive common stock equivalents, if any, are not considered in the computation.

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

The Company's net operating loss carryforwards expire through 2021.

(4) Stockholders' Equity

On March 26, 2001 the Company affected a 1 for 825 reverse split of its $.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through March 31, 2001.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2001.

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

A. Exhibits
        None

B. Reports on Form 8-K
        None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS Acquisition XLI Corp.


Date: April 17, 2001

                           By: /s/ Aaron Tsai
                           ----------------------------------
                           Aaron Tsai
                           President, Chief Executive Officer
                           Treasurer and Director