Form 10KSB
period 2001-12-31
MAS ACQUISITION XLI CORP
filed 2002-01-24
CIK 1103045

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended - December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [   ]

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

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 shares as of December 31, 2001.

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

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Our parent company, MAS Capital Inc., agreed to pay all expenses until a business combination is effected, without repayment.

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

IITEM 2. DESCRIPTION OF PROPERTY.

     The Company has no properties and has no agreements to acquire any properties. The Company currently uses the offices of its parent company, MAS Capital Inc., at no cost. MAS Capital Inc. has agreed to continue this arrangement until we effect a merger or acquisition.

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

(b)  Holders.

     As of December 31, 2001, there were approximately 1 holder of the Company's Common Stock.

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

Results of Operations - January 6, 1997 (Inception) through December 31, 2001.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company has 10,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0-in cash as of December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS.


                                                              Page
     Report of Independent Auditors                           F-1
     Balance Sheet at December 31, 2001                       F-2
     Statements of Operations for the Years ended
        December 31, 2001 and 2000, and the
        period from Inception (January 6, 1997) to
        December 31, 2001                                     F-3
     Statement of Changes in Stockholders' Equity
        for the period from Inception (January 6, 1997),
        through December 31, 2001                             F-4
     Statements of Cash Flows for the Years ended
        December 31, 2001 and 2000, and the
        period from Inception (January 6, 1997) to
        December 31, 2001                                     F-5
     Notes to Financial Statements                            F-6





                        REPORT OF INDEPENDENT AUDITORS

Shareholder and Board of Directors
MAS Acquisition XLI Corp.

We have audited the accompanying balance sheet of MAS Acquisition XLI Corp. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years ended December 31, 2000 and 2001, and the period from January 6, 1997 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MAS Acquisition XLI Corp. (A Development Stage Company) as of December 31, 2001, and the results of its operations, and its cash flows for each of the years ended December 31, 2000 and 2001, and the period from January 6, 1997 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP
Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
January 7, 2002



                             MAS Acquisition XLI Corp.
                           (A Development Stage Company)
                                   Balance Sheet
                                 December 31, 2001

Assets

Current assets:
  Total current assets                                       $      -
                                                              =======


Liabilities and Stockholder's Equity

Current liabilities:
  Total current liabilities                                  $      -
                                                              -------
Stockholder's equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                                       -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   10,000 shares issued and
   outstanding                                                     10
   Paid in capital                                              2,201
Deficit accumulated during the
   development stage                                           (2,211)
                                                              -------
                                                                    -
                                                              -------
  Total liabilities and stockholder's equity                 $      -
                                                              =======














              Read the accompanying notes to the financial statements.

                              MAS Acquisition XLI Corp.
                            (A Development Stage Company)
                              Statements of Operations
                  For the Years Ended December 31, 2000 and 2001 and
             the Period From Inception (January 6, 1997) to December 31, 2001

                                                 Year             Year          Inception
                                                 Ended            Ended             to
                                               December 31,    December 31,    December 31,
                                                 2000             2001             2001
                                                 ----             ----             ----
Revenue                                        $       -        $       -       $      -

Costs and expenses:
 General and Administrative                          636            1,500          2,211
                                               ---------         --------       --------
   Net (loss)                                  $    (636)       $  (1,500)      $ (2,211)
                                                ========         ========        =======
Per share information:

 Weighted average number
 of common shares
 outstanding - basic and fully diluted            10,000           10,000         10,000
                                                ========         ========        =======
 (Loss) per share - basic and fully diluted    $    (.06)       $    (.15)      $   (.22)
                                                ========         ========        =======


                     Read the accompanying notes to the financial statements.

                                 MAS Acquisition XLI Corp.
                               (A Development Stage Company)
                       Statement of Changes in Stockholder's Equity
                 For the Period From (Inception) January 6, 1997, through
                                     December 31, 2001

                                                           Deficit Accumulated
                                                 Paid in        During the
                                Common Stock     Capital    Development Stage   Total
                              ----------------   -------   ------------------- ------
                              Shares    Amount
                              -------   -------
Shares issued at inception
 for intangible asset and
 services at $.01 per share    10,000   $     10     $  101      $     -       $     111
Net (loss) for the year          -          -             -          (27)            (27)
                           ----------    -------     ------     --------        --------
Balance December 31, 1997      10,000         10        101          (27)             84

Net (loss) for the year          -          -             -          (30)            (30)
                           ----------    -------     ------     --------        --------
Balance December 31, 1998      10,000         10        101          (57)             54

Net (loss) for the year          -             -          -          (18)            (18)
                           ----------    -------     ------     --------        --------
Balance December 31, 1999      10,000         10        101          (75)             36

Contribution of operating
 expenses to paid in
 capital                            -          -        600            -             600
Net (loss) for the year             -          -          -         (636)           (636)
                           ----------    -------     ------     --------        --------
Balance December 31, 2000      10,000         10        701         (711)              -

Contribution of operating
 expenses to paid in
 capital                            -          -      1,500            -           1,500
Net (loss) for the year             -          -          -       (1,500)         (1,500)
                           ----------    -------     ------     --------        --------
Balance December 31, 2001      10,000   $     10     $2,201    $  (2,211)      $       -
                           ==========    =======      =====     ========        ========





















                    Read the accompanying notes to the financial statements.


                                   MAS Acquisition XLI Corp.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                       For the Years Ended December 31, 2000 and 2001, and
                the Period From Inception (January 6, 1997) to December 31, 2001

                                                    Year          Year        Inception
                                                    Ended         Ended          to
                                                 December 31,  December 31,  December 31,
                                                    2000          2001          2001
                                                    ----          ----          ----
Cash flows from operating activities:
  Net (loss)                                    $     (636)  $   (1,500)  $   (2,211)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:
  Contribution of expenses to paid in capital          600        1,500        2,100
  Amortization                                          36            -           90
  Common shares issued for services                      -            -           21
                                                 ---------    ---------    ---------
Net cash provided by (used in)
  operating activities                                   -            -            -
                                                 ---------    ---------    ---------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                   -            -            -
                                                 ---------    ---------    ---------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                   -            -            -
                                                 ---------    ---------    ---------
Net increase (decrease) in cash and
  cash equivalents                                       -            -            -
                                                 ---------    ---------    ---------
Beginning cash and cash equivalents                      -            -            -
                                                 ---------    ---------    ---------
Ending cash and cash equivalents                $        -   $        -   $        -
                                                 =========    =========    =========
Supplemental disclosure of cash flow information:

 Cash paid for: Income taxes                    $        -   $        -   $        -
                Interest                        $        -   $        -   $        -

Supplemental schedule of non-cash investing and financing  activities:

 Common shares issued for intangible asset      $        -   $        -   $       90

                     Read the accompanying notes to the financial statements.

                            MAS Acquisition XLI Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 December 31, 2001

Note 1. SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 6, 1997, in the State of Indiana. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31 as its year end.

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

Intangible Assets

The cost of intangible assets is amortized using the straight line method over the estimated useful economic life.

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


                            MAS Acquisition XLI Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

Net Loss Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. Common stock equivalents, if any, are excluded from the computation if their effect would be anti-dilutive.

Use of Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

The Company records revenue when services are performed or products are shipped.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.


                           MAS Acquisition XLI Corp.
                         (A Development Stage Company)
                         Notes to Financial Statements
                               December 31, 2001
                                  (Continued)
New Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2. STOCKHOLDER'S EQUITY

At inception the Company issued 10,000 shares of its $.001 par value common stock to an officer as reimbursement for an intangible asset paid for by the officer and services. Fair value used for this transaction of $111 is based upon the actual costs incurred of $90 for the intangible asset and $21 for the services.

During the year ended December 31, 2000 the Company's majority shareholder contributed an aggregate of $600 of operating expenses to the Company's capital.


                             MAS Acquisition XLI Corp.
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 December 31, 2001
                                    (Continued)

During the year ended December 31, 2001 the Company's majority shareholder contributed an aggregate of $1,500 of operating expenses to the Company's capital.

On March 26, 2001 the Company affected a 1 for 825 reverse split of its $.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this split. As a result of the reverse split the Company's majority shareholder became the sole shareholder of the Company.

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

The Company's net operating loss carryforwards expire in 2017 through 2021.

Note 4. GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.




                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name           Age       Position
     Aaron Tsai     32        Chairman of the Board, President, Chief
                              Executive Officer, and Treasurer

     As of December 31, 2001, there were no agreements or understandings for the officer or director to resign at the request of another person.

     Aaron Tsai has served as President, Chief Executive Officer, Treasurer and a Director of the Company since November, 1999. Mr. Tsai is President and Director and may hold or held other positions in the following companies since their inception, which are in parenthesis after the company names: MAS Capital Inc. (September 1999), our parent company and holding company of other MAS companies as follow: MAS Financial Corp.(August 1995), a consulting firm. MASX.com Inc. (February 1999) intends to develop an electronic stock trading facility. MAS Capital Securities, Inc. (September 1999) is an investment banking and brokerage firm. MAS Capital Securities Holdings, Inc. (October
1999) is the holding company of MAS Capital Securities, Inc. Aimex Camera Corp. (December 1996), Aimex Distributing Corp. (October 1996) and Aimex Marketing Corp. (October 1996) are in the wholesale distribution of point-and-shoot 35mm cameras and inexpensive binoculars.

     Mr. Tsai was Vice President and Director of Hunan Restaurant of Indiana, Inc., a Chinese restaurant, from April 1996 to December 2000 and Hunan Restaurant of Boonville, Inc., a Chinese restaurant, from November 1996 to December 2000. Mr. Tsai was a registered representative of Herman, Alexis & Co. Inc., a broker-dealer, from December 2000 to October 2001 and was a registered representative of Franklin Ross, Inc., a broker-dealer from July 2000 to November 2000. Mr. Tsai was President and Director of following companies: American Multimedia, Inc. from June 1994 to March 2000. American Multimedia was a distributor of multimedia add-on peripherals for personal computers. Aimex Imaging Corp. from November 1995 to March 2000. Aimex Imaging was a company intended to distribute multi-functional office equipments. Mr. Tsai was President and Director of Aimex International Corporation, ("AIC") from April 1996 to March 1998. AIC was the holding company of American Multimedia, Inc., Aimex Imaging Corp., Aimex Camera (HK) Limited, and Aimex Capital/Finance, Ltd. Mr. Tsai was President and Director of both Aimex Camera
(HK) Limited ("AHK") (May 1995) and Aimex Capital/Finance, Ltd. (January
1996)("ACF") since their inception to December 1998. AHK was intended to be an exporter of point-and-shoot cameras from Hong Kong and ACF was intended to be a company providing financing to AIC. Mr. Tsai has been President and Director of Multi Access Systems, Inc. ("MASI") from April 1993 to March 1997. MASI was intended to be a computer multimedia company. Mr. Tsai served as President, Chief Executive Officer and a Director of Aimex Camera Inc. ("ACI") from November 1990 to December 1997. ACI was an international camera company distributing worldwide, under Aimex and Rioka brands as well as under private labels, a complete line of 35mm cameras from point-and-shoot cameras and 80mm power zoom cameras. Mr. Tsai served as President and a Director of Auto Stack Pacific Rim Ltd. ("ASP") from January 1999 to August 1999. ASP was formed to market or build automated multi-level parking system. Mr. Tsai was and is currently serving as officer and director of a number of other blank check companies.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPLE STOCKHOLDERS

     The following table sets forth certain information as of December 31, 2001 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                                      Number of              Percentage of
Name and Address                      Shares Owned           Shares owned
---------------------------------     ------------------     ----------------

MAS Capital Inc.                        10,000                   100%
17 N. Governor St.
Evansville, IN 47711

Aaron Tsai (1)                          10,000                   100%
c/o MAS Capital Inc.
17 N. Governor St.
Evansville, IN 47711

All Directors & Officers                10,000                   100%
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

                                        Date: January 8, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                 Date
---------         -----                                 ----

/s/ Aaron Tsai    President, Chief Executive            January 8, 2002
--------------    Officer, Treasurer and Director
Aaron Tsai